Form 10-K
period 2005-12-31
CSFB COMMERCIAL MORT PASS THR CERT SERIES 2005-C5
filed 2006-03-30
CIK 1341792

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-121904-04


        Credit Suisse First Boston Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates,
        Series 2005-C5

     (Exact name of registrant as specified in its charter)


  New York                                          54-2188598
  (State or other jurisdiction of                   54-2188596
  incorporation or organization)                    54-2188597
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ___     No  X

        The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was November 9, 2005.

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the pooling and servicing agreement (the "Trust"), the Trustee, the Master Servicers, the Special Servicers or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 50.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) CWCapital Asset Management LLC, as Special Servicer <F1>
      b) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
      c) National Consumer Cooperative Bank, as Special Servicer <F1>
      d) NCB, FSB, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) CWCapital Asset Management LLC, as Special Servicer <F1>
      b) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
      c) National Consumer Cooperative Bank, as Special Servicer <F1>
      d) NCB, FSB, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) CWCapital Asset Management LLC, as Special Servicer <F1>
      b) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
      c) National Consumer Cooperative Bank, as Special Servicer <F1>
      d) NCB, FSB, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corp.
    Commercial Mortgage Pass-Through Certificates,
    Series 2005-C5
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp., as Depositor

  By:     Anand Gajjar, Vice President

  By: /s/ Anand Gajjar, Vice President

  Dated: March 29, 2006

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

   I, Anand Gajjar, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C5 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trustee by the master servicers and special servicers under the pooling and servicing agreement is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicers and special servicers under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement, and except as disclosed in the reports, the master servicers and special servicers have fulfilled their obligations under the pooling and servicing agreement; and


  5. The reports disclose all significant deficiencies relating to the master servicers' or special servicers' compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard, as set forth in the pooling and servicing agreement, that is included in these reports.


     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     CWCapital Asset Management LLC as Special Servicer, GMAC Commercial Mortgage Corporation as Master Servicer, National Consumer Cooperative Bank as Special Servicer, NCB, FSB as Master Servicer, and Wells Fargo Bank, N.A. as Trustee.

     Date: March 29, 2006

     /s/ Anand Gajjar
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) MATTHEWS, CARTER AND BOYCE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


Independent Accountants' Report


To the Board of Directors
CWCapital Asset Management LLC


We have examined management's assertion about CWCapital Asset Management LLC's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of December 31, 2005 and for the period from July 14, 2005 through December 31, 2005 included in the accompanying management assertion. Management is responsible for CWCapital Asset Management LLC's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CWCapital Asset Management LLC's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CWCapital Asset Management LLC's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that CWCapital Asset Management LLC, in its capacity as Special Servicer, complied with the aforementioned applicable minimum servicing standards as of December 31, 2005 and for the period from July 14, 2005 through December 31, 2005 is fairly stated, in all material respects, as set forth in the criteria attached.


/s/MATTHEWS, CARTER AND BOYCE, P.C.


March 10, 2006


11320 Random Hills Road * Suite 600 * Fairfax, Virginia 22030-7427 *
TEL: 703-218-3600 * FAX: 703-218-1808





  EX-99.1 (b)
PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
www.pwc.com



Report of Independent Accountants


To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation:

We have examined management's assertion, dated February 27, 2006, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2005 included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 27, 2006

[PAGE]

Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit (II). which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for, which the company was not in compliance.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of Fidelity bond insurance and S100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

[PAGE]

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-Cl
AETNA SERIES 1995-C5
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE -AW960I
ATHERTON-PW WAREHOUSE
BACM 2001-Cl
BANK OF AMERICA 2002-XI
BKB SERIES 1997-Cl (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FLI
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL I
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-M1
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

[PAGE]

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-05
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

[PAGE]

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

[PAGE]

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-C5
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

[PAGE]

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

[PAGE]

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

     2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

     3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

     1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

[PAGE]

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.   INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI.  MONITORING OF SUBSERVICER COMPLIANCE

     1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

     2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.1 (c)
(logo) BKD LLP


Independent Accountant's Report


Board of Directors
National Cooperative Bank
Washington, DC


We have examined management's assertion about NCB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000 as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000, respectively, as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ BKD, LLP
Indianapolis, Indiana
January 20, 2006


201 N. Illinois Street, Suite 700   P.O. Box 44998   Indianapolis, IN 46244-0998
317 383-4000  Fax 317 383-4200

bkd.com

Beyond Your Numbers

(logo) A member of
Moores Rowland International





  EX-99.1 (d)
(logo) BKD LLP


Independent Accountant's Report


Board of Directors
NCB, FSB
Hillsboro, Ohio


We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000 as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000, respectively, as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ BKD, LLP


January 20, 2006





201 N Illonis Street, Suite 700 P.O. Box 44998  Indianapolis, IN 46244-0998
317 383-4000   Fax 317 383-4200


bkd.com

Beyond Your Numbers

(logo) A member of
Moons Rowland International





  EX-99.2 (a)
(logo) CWCapital


March 10, 2006


As of December 31, 2005 and throughout its term as Special Servicer which was for the period of July 14, 2005 through December 31, 2005, CWCapital Asset Management LLC, in its capacity as Special Servicer has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. The applicable minimum standards are Items VI and VII.


/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President - Special Servicing
CWCapital Asset Management LLC


/s/ David B. Iannarone
David B. Iannarone
Managing Director
CWCapital Asset Management LLC


11200 Rockville Pike, Suite 400, Rockville, MD 20852
301.255.4700 main www.cwcapital.com





  EX-99.2 (b)
Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit (II). which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for, which the company was not in compliance.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of Fidelity bond insurance and S100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

[PAGE]

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-Cl
AETNA SERIES 1995-C5
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE -AW960I
ATHERTON-PW WAREHOUSE
BACM 2001-Cl
BANK OF AMERICA 2002-XI
BKB SERIES 1997-Cl (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FLI
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL I
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-M1
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

[PAGE]

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-05
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

[PAGE]

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

[PAGE]

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-C5
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

[PAGE]

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

[PAGE]

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

     2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

     3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

     1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

[PAGE]

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.   INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI.  MONITORING OF SUBSERVICER COMPLIANCE

     1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

     2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.2 (c)
(logo) NCB FSB
A National Cooperative Bank Company


March 10, 2006


BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204


We are providing this letter in connection with your examination of our assertion that National Consumer Cooperative Bank (NCCB) complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.


We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCCB's compliance with the minimum servicing standards.

4. We have disclosed to you all known non-compliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.

6. We have disclosed any communication from regulatory agencies, internal auditors and other practitioners concerning possible non-compliance with the minimum servicing standards, including communications received between December 31, 2005 and through the date of this letter.

7. We have disclosed to you any known non-compliance occurring subsequent to December 31, 2005 through the date of this letter.


(page)


BKD, LLP
March 10, 2006
Page 2


8. As of and for the year ended December 31, 2005, we attest that NCCB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced single family and share real estate loans. As of and for this same period, we attest that NCCB had in effect an errors and omissions policy in the amount of $10,000,000 and a fidelity bond in the amount of $10,000,000.


/s/ Steve Brookner
Steve Brookner,
Executive Managing Director

/s/ Kathleen Luzik
Kathleen Luzik,
Managing Director





  EX-99.2 (d)
(logo) NCB FSB
A National Cooperative Bank Company

March 10, 2006


BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204

We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

  1. We are responsible for complying with the minimum servicing standards in the USAP.

  2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

  3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

  4. We have disclosed to you all known non-compliance with the minimum servicing standards.

  5. We have made available to you all documentation related to compliance with the minimum servicing standards.

  6. We have disclosed any communication from regulatory agencies, internal auditors and other practitioners concerning possible non-compliance with the minimum servicing standards, including communications received between December 31, 2005 and through the date of this letter.

  7. We have disclosed to you any known non-compliance occurring subsequent to December 31, 2005 through the date of this letter.


(page)


BKD, LLP
March 10, 2006
Page 2




  8. As of and for the year ended December 31, 2005, we attest that NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced single family and share real estate loans. As of and for this same period, we attest that NCB, FSB had in effect an errors and omissions policy in the amount of $10,000,000 and a fidelity bond in the amount of $10,000,000.



/s/ Steve Brookner
Steve Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO





  EX-99.3 (a)
(logo)CWCapital
ASSET MANAGEMENT


March 14, 2006


TRUSTEE:
Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045-1951
Attn: Ruth Borealo


DEPOSITOR:
Credit Suisse First Boston Mortgage Securities Corp.
Eleven Madison Avenue
New York, NY 10010
Attn: Edmund Taylor & Casey McCutcheon, Esq.


RATING AGENCIES:
FitchRatings
One State Street Plaza
New York, NY 10004
Attn: Mary MacNeil

Standard & Poor's Ratings Service
55 Water Street, 41st Floor
New York, NY 10041-0003
Attn: CMBS Surveillance Group


RE: CSFB 05-C5, Officer's Certificate and Independent Auditor's Report

Dear Representatives:

In accordance with the requirements detailed in section 3.13 of the Pooling and Servicing Agreement for the above-mentioned CMBS pool, CWCapital Asset Management LLC ("CWCAM"), in its capacity as Special Servicer, is providing this Officer's Certificate with respect to the following:

(i) Under my supervision, CWCAM has reviewed its activities for 2005 and its performance under the Pooling and Servicing Agreement;
(ii) To the best of my knowledge, based on this review, CWCAM has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects throughout its term as Special Servicer which was for the period of 11/9/05 through 12/31/05; and
(iii) CWCAM has received no notice regarding qualification, or challenging the status of, any Trust REMIC as a REMIC from the IRS or any other governmental agency or body.

Additionally, in accordance with the requirements detailed in section 3.14 of the Pooling and Servicing Agreement, CWCAM, in its capacity as Special Servicer, is providing the attached Report by Independent Public Accountants.


700 12th Street, NW, Washington, DC 20005 www.cwcapital.com


(page)


Should you have any questions, please do not hesitate to contact me. I can be reached at 888/880-8958 or via email at kolin@cwcapital.com.

Sincerely,
CWCapital Asset Management LLC

/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President-Special Servicing

/s/ David B. Iannarone
David B. Iannarone
Managing Director


cc: Greg Askey, Principal
    Matthews, Carter and Boyce, P.C.
    11320 Random Hills Road, Suite 600
    Fairfax, VA 22030-7427





  EX-99.3 (b)
(logo)GMAC
Commercial Mortgage




Annual Statement as to Compliance
For the Year Ended December 31, 2005

CSFB
Series 2005-C5


Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

  i. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Trust and Servicing Agreement, has been made under my supervision.

 ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

iii. GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of any REMIC Pool as a REMIC or the status of either Grantor Trust Pool as a Grantor Trust or otherwise asserting a tax on the income or assets of any portion of the Trust Fund from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION


/s/ Mark E.McCool


By:    Mark E. McCool
Title: Senior Vice President
Date:  February 20, 2006



Inv. 821 A




200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015





  EX-99.3 (c)
(logo) NCB FSB
A National Cooperative Bank Company


March 10, 2006

CSFB Mortgage Securities Corp.
Attn: Edmund Taylor
11 Madison Avenue, 5th Floor
New York, NY 10010


RE: Annual Statement as to Compliance
    CSFB Series 2005-C5


Dear Sir/Madam:


In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.


a. A review of the activities of the Special Servicer during the preceding calendar year and of its performance under the Pooling and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.


Sincerely,

/s/ Michelle Connelly
Michelle Connelly
Vice President, Investor Compliance
NCB
NCB, FSB





  EX-99.3 (d)
(logo) NCB FSB
A National Cooperative Bank Company


March 10, 2006


Wells Fargo
Corporate Trust Office - CMBS
Attn: Nikora Groomes
9062 Old Annapolis Road
Columbia, MD 21045-1951


RE: Annual Statement as to Compliance
    CSFB Series 2005-C5


Dear Sir/Madam:


In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Pooling and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Master Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.




Sincerely,
/s/ Michelle Connelly
Michelle Connelly
Vice President, Investor Compliance
NCB
NCB, FSB





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   375-A                             23,397.92                  0.00                 0.00               5,500,000.00
   375-B                             41,182.50                  0.00                 0.00               9,500,000.00
   375-C                             98,756.67                  0.00                 0.00              21,200,000.00
   A-1                              344,810.00            782,523.39                 0.00              81,217,476.61
   A-1-A                          2,288,289.25            249,886.30                 0.00             538,171,113.70
   A-2                              518,500.00                  0.00                 0.00             122,000,000.00
   A-3                              633,250.00                  0.00                 0.00             149,000,000.00
   A-4                            4,262,750.00                  0.00                 0.00           1,003,000,000.00
   A-AB                             578,658.75                  0.00                 0.00             136,155,000.00
   A-J                              955,497.75                  0.00                 0.00             224,823,000.00
   A-M                            1,233,269.25                  0.00                 0.00             290,181,000.00
   A-SP                              95,842.56                  0.00                 0.00           2,798,804,000.00
   A-X                               77,874.84                  0.00                 0.00           2,899,914,150.31
   A-Y                                8,752.82                  0.00                 0.00             104,959,019.57
   B                                105,825.00                  0.00                 0.00              24,900,000.00
   C                                202,402.00                  0.00                 0.00              47,624,000.00
   D                                 92,467.25                  0.00                 0.00              21,757,000.00
   E                                 77,052.50                  0.00                 0.00              18,130,000.00
   F                                123,292.50                  0.00                 0.00              29,010,000.00
   G                                154,113.50                  0.00                 0.00              36,262,000.00
   H                                 92,467.25                  0.00                 0.00              21,757,000.00
   J                                138,703.00                  0.00                 0.00              32,636,000.00
   K                                138,698.75                  0.00                 0.00              32,635,000.00
   L                                 30,583.48                  0.00                 0.00               7,253,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                 61,162.75                  0.00                 0.00              14,505,000.00
   N                                 45,868.90                  0.00                 0.00              10,878,000.00
   O                                 15,289.63                  0.00                 0.00               3,626,000.00
   P                                 30,583.48                  0.00                 0.00               7,253,000.00
   Q                                 45,868.90                  0.00                 0.00              10,878,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   S                                152,907.13                  0.00                 0.00              36,262,560.00
   V                                      0.00                  0.00                 0.00                       0.01